Form 10-K
period 2006-12-31
CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
filed 2007-03-30
CIK 1376063

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended:   December 31, 2006
                                  -----------------

                                      or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from                to
                                     -------------    -------------

            Commission file number of Issuing Entity: 333-132375-10

            CWHEQ Revolving Home Equity Loan Trust, Series 2006-H, Revolving Home Equity Loan Asset Backed Notes, Series 2006-H
         ------------------------------------------------------------
          (Exact name of Issuing Entity as Specified in Its Charter)

                Commission file number of Depositor: 333-132375

                                  CWHEQ, Inc.
                                  -----------
             (Exact name of Depositor as Specified in Its Charter)

                         Countrywide Home Loans, Inc.
                         ----------------------------
              (Exact name of Sponsor as Specified in Its Charter)

       Delaware                                       87-0698310
-------------------------------         --------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No. of
Incorporation or Organization of        the Depositor)
the Depositor)

c/o   Countrywide Home Loans, Inc.
      4500 Park Granada
      Calabasas, California                             91302
--------------------------------------- --------------------------------------
(Address of Principal Executive Offices              (Zip Code)
of the Depositor)

Registrant's telephone number, including area code:  (818) 225-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                  [  ] Yes  [X] No

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.            [  ] Yes  [X] No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      [X]  Yes  [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                  [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                    [  ] Yes  [X] No

     The Registrant has no voting or non-voting common equity held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust entitled CWHEQ Revolving Home Equity Loan Trust, Series 2006-H (the "Issuing Entity"), a statutory trust formed under the laws of the State of Delaware pursuant to the trust agreement dated as of September 27, 2006 (the "Trust Agreement") between CWHEQ, Inc., as depositor (the "Company"), and Wilmington Trust Company, as owner trustee, in connection with the issuance of Revolving Home Equity Loan Asset Backed Notes, Series 2006-H (the "Notes"), issued pursuant to an indenture, dated September 29, 2006 (the "Indenture"), among the Issuing Entity, JPMorgan Chase Bank, N.A., as indenture trustee (the "Trustee") and Chase Bank USA, National Association as co-trustee. The assets of the Issuing Entity are comprised of assets sold to the Issuing Entity pursuant to a sale and servicing agreement, dated September 29, 2006 (the "Sale and Servicing Agreement") among the Company, as depositor, Countrywide Home Loans, Inc., as sponsor and master servicer (the "Master Servicer"), the Issuing Entity and the Trustee, as indenture trustee.

                                    PART I


Item 1.           Business.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 1A.          Risk Factors.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 1B.          Unresolved Staff Comments.

                  Not Applicable.

Item 2.           Properties.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 3.           Legal Proceedings.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Omitted as permitted by Instruction J to Form 10-K.

                                    PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 6.           Selected Financial Data.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 7A           Quantitative and Qualitative Disclosures about Market Risk.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 8.           Financial Statements and Supplementary Data.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 9A.          Controls and Procedures.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 9B.          Other Information.

                  None.

                                   PART III


Item 10.          Directors, Executive Officers and Corporate Governance.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 11.          Executive Compensation.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

                  Omitted as permitted by Instruction J to Form 10-K.

Item 14.          Principal Accountant Fees and Services.

                  Omitted as permitted by Instruction J to Form 10-K.

                                    PART IV


Item 15.          Exhibits and Financial Statement Schedules.

                  (a) (1)   Not applicable.

                      (2)   Not applicable.

                      (3)   The required exhibits are as follows:

                            o    Exhibit 3(i): Copy of Company's
                                 Certificate of Incorporation (Filed
                                 as Exhibit 3.1 to Registration
                                 Statement on Form S-3 (File No.
                                 333-121378))

                            o    Exhibit 3(ii): Copy of Company's
                                 By-laws (Filed as Exhibit 3.2 to
                                 Registration Statement on Form S-3
                                 (File No. 333-121378))

                            o    Exhibit 4.1: Sale and Servicing
                                 Agreement (Filed as part of the
                                 Current Report on Form 8-K filed on
                                 October 13, 2006 under the Commission
                                 file number of the Issuing Entity)

                            o    Exhibit 4.2: Indenture (Filed as part
                                 of the Current Report on Form 8-K
                                 filed on October 13, 2006 under the
                                 Commission file number of the Issuing
                                 Entity)

                            o    Exhibit 31(ii):  Rule 15d-14(d) Certification

                            o    Exhibit 33.1:  Report on Assessment of
                                 Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

                            o    Exhibit 33.2: Report on Assessment of
                                 Compliance With Servicing Criteria
                                 for Asset-Backed Securities for
                                 Treasury Bank, a division of
                                 Countrywide Bank, N.A.

                            o    Exhibit 33.3: Report on Assessment of
                                 Compliance With Servicing Criteria
                                 for Asset-Backed Securities for
                                 JPMorgan Chase Bank, N.A. for the
                                 period beginning January 1, 2006 and
                                 ending September 30, 2006

                            o    Exhibit 33.4: Report on Assessment of
                                 Compliance With Servicing Criteria
                                 for Asset-Backed Securities for
                                 JPMorgan Chase Bank, N.A. for the
                                 period beginning October 1, 2006 and
                                 ending December 31, 2006

                            o    Exhibit 33.5:  Report on Assessment of
                                 Compliance With Servicing Criteria for Asset-Backed Securities for The Bank of New York

                            o    Exhibit 34.1:  Attestation Report on
                                 Assessment of Compliance With
                                 Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

                            o    Exhibit 34.2: Attestation Report on
                                 Assessment of Compliance With
                                 Servicing Criteria for Asset-Backed
                                 Securities of KPMG LLP on behalf of
                                 Treasury Bank, a division of
                                 Countrywide Bank, N.A.

                            o    Exhibit 34.3: Attestation Report on
                                 Assessment of Compliance With
                                 Servicing Criteria for Asset-Backed
                                 Securities of PricewaterhouseCoopers
                                 LLP on behalf of JPMorgan Chase Bank,
                                 N.A. for the period beginning January
                                 1, 2006 and ending September 30, 2006

                            o    Exhibit 34.4: Attestation Report on
                                 Assessment of Compliance With
                                 Servicing Criteria for Asset-Backed
                                 Securities of PricewaterhouseCoopers
                                 LLP on behalf of JPMorgan Chase Bank,
                                 N.A. for the period beginning October
                                 1, 2006 and ending December 31, 2006

                            o    Exhibit 34.5:  Attestation Report on
                                 Assessment of Compliance With Servicing
                                 Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of The Bank of New York

                            o Exhibit 35: Servicer Compliance Statement of the Master Servicer

                            o    Exhibit 99.1:  Consolidated Financial
                                 Statements of Financial Guaranty
                                 Insurance Company and Subsidiaries

                  (b) See subparagraph (a)(3) above.

                  (c) Not applicable.

                            ADDITIONAL INFORMATION


Item 1112(b) of Regulation AB.    Financial Information of Significant Obligors.

             Not Applicable.


Item 1114(b)(2) of Regulation AB. Financial Information of Significant
                                  Enhancement Providers.

             See Exhibit 99.1 for the consolidated financial statements of Financial Guaranty Insurance Company and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006.


Item 1115(b) of Regulation AB.    Financial Information of Certain Entities
                                  Providing Derivative Instruments.

             Not Applicable.


Item 1117 of Regulation AB.       Legal Proceedings.

             None.


Item 1119 of Regulation AB.       Affiliations and Certain Relationships and
                                  Related Transactions.

             The information required by Item 1119 of Regulation AB was previously filed with the U.S. Securities and Exchange Commission in the prospectus supplement filed under Rule 424(b) of the Securities Act of 1933, as amended, for CWHEQ Revolving Home Equity Loan Trust, Series 2006-H.

Item 1122 of Regulation AB.       Compliance with Applicable Servicing Criteria.

             See Exhibits 33.1, 33.2, 33.3, 33.4, 33.5, 34.1, 34.2, 34.3,
             34.4 and 34.5 to this Form 10-K.

             On October 1, 2006, the sale by JPMorgan Chase Bank, N.A. of select portions of its corporate trust business, including municipal and corporate and structured finance trusteeships, to The Bank of New York was completed. As a result, The Bank of New York became the successor Trustee pursuant to the terms of the Indenture and the Sale and Servicing Agreement. Accordingly, included as Exhibits 33.3 and 34.3 to this Form 10-K are the Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report, respectively, for JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September 30, 2006. In addition, included as Exhibits 33.5 and 34.5 to this Form 10-K are the Report on Assessment of

             Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report, respectively, for The Bank of New York.

             Following the completion of the sale by JPMorgan Chase Bank, N.A. of select portions of its corporate trust business to The Bank of New York, JPMorgan Chase Bank, N.A. continued to provide certain servicing functions to the Issuing Entity described in Item 1122(d)(2)(vii) of Regulation AB. Accordingly, included as Exhibits 33.4 and 34.4 to this Form 10-K are the Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report, respectively, for JPMorgan Chase Bank, N.A. with respect to such activities for the period beginning October 1, 2006 and ending December 31, 2006.

             The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for JPMorgan Chase Bank, N.A. included as Exhibits 33.3 and 34.3, respectively, to this Form 10-K identified the following material instances of noncompliance with the applicable servicing criteria:

                    o Item 1122(d)(3)(i): Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented.

                    o 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

Item 1123 of Regulation AB.       Servicer Compliance Statement.

             See Exhibit 35 to this Form 10-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CWHEQ REVOLVING HOME EQUITY LOAN TRUST,
                                  SERIES 2006-H

                                        By:  Countrywide Home Loans, Inc.,
                                             as Master Servicer


                                        By:  /s/ Steve Bailey
                                             --------------------------
                                             Name:  Steve Bailey
                                             Title: Senior Managing Director,
                                                    Loan Administration

                                             Date:  March 30, 2007

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report, proxy statement, form of proxy or other proxy soliciting material with respect to the Issuing Entity or the Depositor has been, or will be, sent to security holders.

                                 EXHIBIT INDEX


Exhibit           Document
-------           --------


3(i) Company's Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-121378))*

3(ii) Company's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-121378)*

4.1 Sale and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on October 13, 2006 under the Commission file number of the Issuing Entity)*

4.2 Indenture (Filed as part of the Current Report on Form 8-K filed on October 13, 2006 under the Commission file number of the Issuing Entity)*

31(ii)            Rule 15d-14(d) Certification

33.1 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

33.2 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Treasury Bank, a division of Countrywide Bank, N.A.

33.3 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September 30, 2006

33.4 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for JPMorgan Chase Bank, N.A. for the period beginning October 1, 2006 and ending December 31, 2006

33.5 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for The Bank of New York

34.1 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

34.2 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Treasury Bank, a division of Countrywide Bank, N.A.

34.3 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of JPMorgan Chase Bank, N.A. for the period beginning January 1, 2006 and ending September 30, 2006

34.4 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP on behalf of JPMorgan Chase Bank, N.A. for the period beginning October 1, 2006 and ending December 31, 2006

34.5 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of The Bank of New York

35                Servicer Compliance Statement of the Master Servicer

99.1 Consolidated Financial Statements of Financial Guaranty Insurance Company and Subsidiaries


------------

*        Incorporated herein by reference.